Form 10-K
period 2001-04-30
ORIX CREDIT ALLIANCE RECEIVABLES 2000 B CORP
filed 2001-06-25
CIK 1121267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-K



                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March  31, 2001

_______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
      Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-43312
    ORIX Credit Alliance Receivables Corporation III
    (on behalf of Orix Credit Alliance Receivables Trust 2000-A)
(Exact name of registrant as specified in its charter)

    Delaware                          22-3744565
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification No.)

300 Lighting Way
Secaucus, New Jersey                                  07096

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (201)601-9618

    Securities registered pursuant to Section 12(b) of the Act
          NONE
    Securities registered pursuant to Section 12(g) of the Act
          NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    x  Yes             No


                                        PART I

Item 2.  Properties
    Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
       There are no pendign material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were twenty-three (20) participants in the DTC system holding positions in the Cede certificates.
    The following were Noteholders and Certificateholders of record as of the end of the reporting year.
    ORIX Credit Alliance Receivables Trust 2000-B
    Series 2000-B Class A-1           Cede & Co.
    Series 2000-B Class A-2           Cede & Co.
    Series 2000-B Class A-3           Cede & Co.
    Series 2000-B Class A-4           Cede & Co.
    Series 2000-B Class B             Cede & Co.
    Series 2000-B Class C             Cede & Co.
    Certificates       ORIX Credit Alliance Receivables Corporation III





    There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management
    The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
    The address of Cede & Co. is:
    Cede & Co.
    c/o The Depository Trust Company
    Seven Hanover Square
    New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
    There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1.  Not Applicable
          2.  Not Applicable
          3.  Exhibits
               99.1  Annual Summary Statement




    (b)   Reports on Form 8-K
    The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
    3/31/2001.



    (c)    See (a) 3 above

    (d)    Not Applicable



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIX Credit Alliance Receivables 2000-B Corporation


    /s/ Joseph J. McDevitt, Jr. President and Chief Financial Officer ORIX Credit Alliance Receivables 2000-B Corporation



Date June 28, 2001


                       EXHIBIT INDEX

    Exhibit Number     Description
             99.1      Annual Summary Statement

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending March 31, 2001

    ORIX Credit Alliance Receivables Trust 2000-B
              Summary of Aggregate Amounts or End of Year Amounts

    Pool Balance                       246,021,900.59
    Principal Collections               72,669,089.38
    Substitute Contracts                 2,197,352.97
    Realized Loss                          547,444.65
    Interest Collections                15,991,727.04
    Servicer Fees                        1,672,531.00
    Reserve Fund Balance                 7,333,100.39
    Spread Fund Balance                          0.00
    Late Charges                           261,670.58
    Reinvestment Inc                       472,339.69
    Defaulted Contracts                    550,534.00
    Defaulted Contracts                          0.17%

                                      Stated Principal Bal
    30-59 days deliquent               $17,658,659.34
    60-89 days deliquent                $5,324,264.71
    90+ days deliquent                  $4,008,387.15

    Notes               Balance        Interest       Principal

    Class A-1           25,359,157.59    2,095,923.29 71,022,270.41
    Class A-2           48,507,758.00    1,690,495.37          0.00
    Class A-3          112,075,114.00    3,950,647.75          0.00
    Class A-4           44,227,662.00    1,578,927.53          0.00
    Class B              9,511,325.00      347,638.92          0.00
    Class C              4,755,663.00      181,428.55          0.00